Form 10-Q
period 2025-06-30
Pioneer Acquisition I Corp
filed 2025-08-14
CIK 2040381

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-42709

Pioneer Acquisition I Corp

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

131 Concord Street Brooklyn, NY	11201
(Address of principal executive offices)	(Zip Code)

(347) 720-2907

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-half of one warrant	PACHU	The Nasdaq Stock Market LLC
Class A ordinary shares, par value $0.0001 per share	PACH	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50 per share	PACHW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes   ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

As of August 14, 2025, the registrant had a total of 25,300,000 Class A ordinary shares, $0.0001 par value, issued and outstanding and 6,325,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

PIONEER ACQUISITION I CORP

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical facts, including statements regarding our future results of operations and financial position, our business strategy and plans and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors” of our Prospectus dated June 17, 2025 and in any subsequent filing we make with the SEC, as well as in any documents incorporated by reference that describe risks and factors that could cause results to differ materially from those projected in these forward-looking statements.

Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements or events and circumstances reflected in the forward-looking statements will occur. We are under no duty to update any of these forward-looking statements after completion of this Quarterly Report on Form 10-Q to conform these statements to actual results or revised expectations.

ii

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

Pioneer ACQUISITION I CORP

Pioneer Acquisition I Corp

Condensed Balance Sheets

	As of June 30, 2025 (Unaudited)	As of December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$944,919	$25,092
Due from sponsor	28,601	-
Total current assets	973,520	25,092
Deferred offering costs associated with proposed public offering	-	170,797
Cash held in Trust Account	253,187,419	-
Prepaid insurance	171,188
Total Assets	$254,332,127	$195,889

Liabilities and Shareholder’s Deficit
Current liabilities:
Accrued offering expenses	$-	$170,797
Accrued expenses and accounts payable	25,500	55,240
Total current liabilities	25,500	226,037
Deferred underwriting commission	12,045,000	-
Total liabilities	12,070,500	226,037
Commitments and Contingencies
Class A ordinary shares, $0.0001 par value; 25,300,000 and -0- shares subject to possible redemption at $10.01 per share at June 30, 2025 and December 31, 2024 respectively	253,187,419	-

Shareholder’s Deficit (Equity)
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of June 30, 2025 and December 31, 2024	-	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued or outstanding as of June 30, 2025 and December 31, 2024 excluding 25,300,000 shares and -0- shares subject to possible redemption at June 30, 2025 and December 31, 2024 respectively	-	-
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,325,000 shares issued or outstanding as of June 30, 2025 and December 31, 2024(1)	633	633
Additional paid-in capital	-	24,367
Accumulated deficit	(10,926,425)	(55,148)
Total shareholder’s deficit	(10,925,792)	(30,148)
Total Liabilities and Shareholder’s (Deficit) Equity	$254,332,127	$195,889

(1)	The number of shares outstanding as of December 31, 2024 included up to 825,000 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Notes 6 and 8).

The accompanying notes are an integral part of these unaudited condensed financial statements.

Pioneer Acquisition I Corp

Condensed Statements of Operations (Unaudited)

	For the Three months ended June 30, 2025	For the Six months ended June 30, 2025
General and administrative expenses	$106,110	$133,851

Loss from operations	(106,108)	(133,851)
Other income	250	501
Unrealized gain on investments held in trust account	187,419	187,419
Net loss	$81,559	$54,069

Weighted average shares outstanding, Class A redeemable ordinary shares, basic and diluted	3,058,242	1,537,569

Basic and diluted income per Class A redeemable ordinary share	$0.01	0.01

Weighted average shares outstanding, Class B ordinary shares, basic and diluted	5,599,725	5,550,138

Basic and diluted income per share, Class B ordinary shares	$0.01	0.01

The accompanying notes are an integral part of these unaudited condensed financial statements.

Pioneer Acquisition I Corp

Statements of Changes in Shareholder’s Deficit
For the three and six months ended June 30, 2025 (Unaudited)

	Ordinary Shares					Additional		Total Shareholder’s
	Class A			Class B		Paid-in	Accumulated	Equity
	Shares	Amount		Shares	Amount	Capital	(Deficit)	(Deficit)
Balance – December 31, 2024	-	$		6,325,000	$633	$24,367	$(55,148)	$(30,148)
Net loss	-		-	-	-	-	(27,492)	(27,492)
Balance – March 31, 2025 (unaudited)	-			6,325,000	633	24,367	(82,640)	(57,640)
Issuance of private units	-		-	-	-	6,400,000	-	6,400,000
Fair value of public warrants	-			-	-	3,883,550	-	3,883,550
Allocated value of transaction costs to Public and Private warrants	-		-	-	-	(269,822)	-	(269,822)
Accretion for Class A ordinary shares subject to redemption amount	-		-	-	-	(20,963,440)	-	(20,963,440)
Reclass of additional paid-in capital to accumulated deficit	-		-	-	-	10,925,345	(10,925,345)	-
Net income			-	-	-	-	81,559	81,559
Balance – June 30, 2025 (unaudited)	-		$-	6,325,000	$633	$-	$(10,926,425)	$(10,925,792)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Pioneer Acquisition I Corp

Condensed Statements of Cash Flows (Unaudited)

Six months ended June 30, 2025
Cash Flows from Operating Activities:
Net income	$54,069
Changes in current assets and liabilities:	-
Unrealized gain on investments held in Trust Account	(187,419)
Prepaid insurance	(171,188)
Increase in due from sponsor	(28,601)
Decrease in accounts payable	(29,740)
Net cash used in operating activities	(362,879)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(253,000,000)
Net cash used in financing activities	(253,000,000)

Cash Flows from Financing activities:
Gross proceeds from initial public offering	253,000,000
Proceeds from private placement	6,400,000
Cash paid for underwriting fee	(4,400,000)
Payment of offering costs	(717,294)
Net cash provided by financing activities	254,282,706

Net increase in cash	919,827
Cash – beginning of the period	25,092
Cash – end of the period	$944,919

The accompanying notes are an integral part of these unaudited condensed financial statements.

Pioneer ACQUISITION I CORP

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025 (UNAUDITED)

NOTE 1. DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS, AND GOING CONCERN

Pioneer Acquisition I Corp (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on August 28, 2024. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that the Company has not yet identified (“Business Combination”).

As of June 30, 2025, the Company had not yet commenced operations. All activity for the period from August 28, 2024 (inception) through June 30, 2025 relates to the Company’s formation and the Proposed Public Offering, which is described below. The Company has selected December 31 as its fiscal year end.

On June 20, 2025, the Company consummated its initial public offering (“IPO”) of 25,300,000 units (the “Units”), including 3,300,000 Units issued pursuant to the full exercise of the underwriters’ over-allotment option. Each Unit consists of one Class A ordinary share of the Company, par value $0.0001 per share (the “Public Shares”), and one-half of one redeemable warrant of the Company (each, a “Public Warrant”), with each whole Warrant entitling the holder thereof to purchase one Class A Ordinary Share for $11.50 per share. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $253,000,000 (the “Public Proceeds”).

Simultaneously with the closing of the IPO, pursuant to the private placement warrant purchase agreement, dated June 17, 2025, between the Company and Pioneer Acquisition 1 Sponsor Holdco LLC, and the private placement warrant purchase agreement, dated, June 17 2025, between the Company and Cantor Fitzgerald & Co. and Odeon Capital Group LLC, the Company completed the private sale of 6,400,000 warrants (the “Private Placement Warrants”) at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $6,400,000 (the “Private Proceeds” and together with the Public Proceeds, the “Offering Proceeds”). The Private Placement Warrants are identical to the Warrants sold in the IPO.

Transaction costs amounted to $17,138,865 consisting of $4,400,000 of cash underwriting fee, $12,045,000 of deferred underwriting fee, and $693,865 of other offering costs.

Investments Held in Trust Account

Upon the closing of the Initial Public Offering and the Private Placement, $253,000,000 ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust account (“Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee and invested only in U.S. government treasury obligations, with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earliest of (i) the completion of an initial business combination, (ii) the redemption of public shares if the Company is unable to complete an initial business combination within the completion window, subject to applicable law, and (iii) the redemption of public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to modify the substance or timing of obligation to redeem 100% of public shares if the Company has not consummated an initial business combination within the completion window or with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity. The proceeds deposited in the Trust Account could become subject to the claims of creditors, if any, which could have priority over the claims of public shareholders.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of its IPO and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company’s initial Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) (net of amounts disbursed to management for working capital purposes, if permitted, and excluding the amount of any deferred underwriting fees and taxes payable on the income earned on the Trust Account) at the time the Company signs a definitive agreement in connection with the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Upon the closing of the Proposed Public Offering, management has agreed that an amount equal to at least $10.00 per Unit sold in the Proposed Public Offering, including the proceeds of the Private Placement Warrants, will be held in a trust account (“Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

The Company will provide its holders of the Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations).

The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 7). These Public Shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Proposed Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to the amended and restated memorandum and articles of association which will be adopted by the Company upon the consummation of the Proposed Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Founder Shares prior to this Proposed Public Offering (the “Initial Shareholders”) have agreed to vote their Founder Shares (as defined in Note 6) and any Public Shares purchased during or after the Proposed Public Offering in favor of a Business Combination. In addition, the Initial Shareholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination. In addition, the Company has agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of the Sponsor.

Notwithstanding the foregoing, the Company’s Amended and Restated Memorandum and Articles of Association will provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Class A ordinary shares sold in the Proposed Public Offering, without the prior consent of the Company.

The Company’s Sponsor, executive officers, directors and director nominees will have agreed not to propose an amendment to the Company’s Amended and Restated Memorandum and Articles of Association that would affect the substance or timing of the Company’s obligation to provide for the redemption of its Public Shares in connection with a Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the Public Shareholders with the opportunity to redeem their Class A ordinary shares in conjunction with any such amendment.

If the Company is unable to complete a Business Combination within 24 months from the closing of the Proposed Public Offering (the “Combination Period”), the Company will (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

In connection with the redemption of 100% of the Company’s outstanding Public Shares for a portion of the funds held in the Trust Account, each holder will receive a full pro rata portion of the amount then in the Trust Account, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay the Company’s taxes payable (less up to $100,000 of interest to pay dissolution expenses).

The Initial Shareholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Shareholders should acquire Public Shares in or after the Proposed Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Proposed Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Capital Sources

As of June 30, 2025, and December 31, 2024, the Company had a cash balance of $944,919 and $25,092 respectively, and a working capital surplus of $948,020 and a working capital deficit of $200,945 respectively. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of a Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” as of June 30, 2025, management has determined that due to the closing of the Initial Public Offering on June 20, 2025, the Company has sufficient funds for the working capital needs of the Company until a minimum of one year from the date of issuance of these condensed financial statements.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in condensed financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on June 20 2025, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on June 26, 2025. The interim results for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

Recently Adopted Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed financial statements.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Net Income per Ordinary Share

Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. At June 30, 2025 the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. Remeasurement of carrying value to redemption value of redeemable shares of ordinary shares is excluded from income (loss) per share as the redemption value approximates fair value.

The calculation of diluted income (loss) per ordinary share does not consider the effect of the public warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement, since the issuance of the shares included in the rights is contingent upon the occurrence of future events.

As of June 30, 2025, the public and private warrants are exercisable to purchase in aggregate, 12,650,000 and 6,400,000 ordinary shares, respectively. The weighted average of these shares was excluded from the calculation of diluted net income (loss) per ordinary shares since the inclusion of such rights and warrants would be anti-dilutive. The warrants cannot be converted to ordinary shares prior to an initial Business Combination; therefore, they have been classified as anti-dilutive.

	Three months ended June 30, 2025		Six months ended June 30, 2025
	Redeemable Class A	Non- Redeemable Class B	Redeemable Class A	Non- Redeemable Class B
Basic and diluted net income per share:

Numerator:
Allocation of net income	$28,809	$52,750	$11,729	$42,340

Denominator:
Weighted average shares outstanding	3,058,242	5,599,725	1,537,569	5,550,138

Basic and diluted net income per share	$0.01	$0.01	$0.01	$0.01

Warrant Instruments

The Company has accounted for the Public Warrants and Private Placement Warrants issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and has classified the warrant instruments under equity treatment at their assigned values. As of June 30, 2025, there were 19,050,000 warrants outstanding, including 12,650,000 Public Warrants and 6,400,000 Private Placement Warrants. As of December 31, 2024, no warrants were outstanding.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2025, and December 31, 2024, the Company had $944,919 and $25,092, respectively, in cash and cash equivalents.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised of investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof.. The estimated fair values of investments held in the Trust Account are determined using available market information.. The interest income, unrealized gain and dividend income on these investments are included in the condensed statement of operations. At June 30, 2025, the assets held in the Trust Account of $253,187,419 were held in money market funds.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to its short-term nature.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the condensed balance sheets as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheets.

Offering Costs Associated with the Initial Public Offering

The Offering costs consisted of legal, accounting, underwriting and other costs incurred that were directly related to the Initial Public Offering and that were charged to shareholders’ equity upon the completion of the Initial Public Offering.

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the warrants and then to the Class A ordinary shares. Offering costs allocated to the Public Shares were charged to temporary equity and offering costs allocated to the Public Warrants, and Private Placement Warrants were charged to shareholders’ deficit.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits, and no amounts accrued for interest and penalties as of June 30, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the government of the Cayman Islands. In accordance with Cayman Islands federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Class A Redeemable Share Classification

The public shares contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies public shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, on June 30, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheet.

Accordingly at June 30, 2025, the Class A ordinary shares subject to redemption reflected in the condensed balance sheet are reconciled in the following table:

Gross proceeds	$253,000,000
Less: Proceeds allocated to Public Warrants	(3,883,550)
Less: Public Shares issuance costs	(16,892,471)
Add: Remeasurement of carrying value to redemption value	20,963,440
Class A ordinary shares subject to possible redemption June 30, 2025	$253,187,419

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 25,300,000 Units including 3,300,000 Units issued pursuant to the full exercise of the underwriters’ over-allotment at a purchase price of $10.00 per Unit. Each Unit will consist of one Class A ordinary share and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant will entitle the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 8).

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the IPO, pursuant to the private placement warrant purchase agreement, dated June 17, 2025, between the Company and Pioneer Acquisition 1 Sponsor Holdco LLC, and the private placement warrant purchase agreement, dated June 17, 2025, between the Company and Cantor Fitzgerald & Co. and Odeon Capital Group LLC, the Company completed the private sale of 6,400,000 warrants (the “Private Placement Warrants”) at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $6,400,000 (the “Private Proceeds” and together with the Public Proceeds, the “Offering Proceeds”).

Each whole Private Placement Warrant is exercisable for one whole share of Class A ordinary shares at a price of $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants to the Sponsor will be added to the proceeds from the Proposed Public Offering to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless.

The Sponsor and the Company’s officers and directors will agree, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial Business Combination.

NOTE 5. SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting”, establishes standards for companies to report, in their financial statements, information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statements of operations as net income or loss. The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets, which include the following:

	June 30, 2025	December 31, 2024
Cash	$944,919	$25,092
Due from Sponsor	28,601	-
Cash held in Trust Account	253,187,419	-
Prepaid Insurance	171,188	-
Deferred offering costs	-	170,797
Total Assets	$254,332,127	$195,889

	Three months ended June 30, 2025	Six months ended June 30, 2025
General and administrative expenses	$(106,108)	$(133,851)
Other income	250	501
Income from investments held in Trust Account	187,419	187,419
Net income	$81,561	$54,069

The CODM reviews the position of total assets available with the company to assess if the Company has sufficient resources available to discharge its liabilities. The CODM is provided with details of cash and liquid resources available with the Company. Additionally, the CODM regularly reviews the status of deferred costs incurred to assess if these are in line with the planned use of proceeds to be raised from the public offering.

NOTE 6. RELATED PARTY TRANSACTIONS

Founder Shares

On September 30, 2024, the Company received $25,000 for issuance of 6,325,000 Class B ordinary shares (the “Founder Shares”). The Initial Shareholders have agreed to forfeit up to an aggregate of 825,000 Founder Shares, on a pro rata basis, to the extent that the option to purchase additional units is not exercised in full by the underwriters. The forfeiture will be adjusted to the extent that the option to purchase additional units is not exercised in full by the underwriters so that the Founder Shares will represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering.

On June 20, 2025, as a result of the underwriters’ election to fully exercise their over-allotment option, an aggregate of 900,000 Founder Shares are no longer subject to forfeiture. As of June 30, 2025, and December 31, 2024, there were 6,325,000 Class B ordinary shares outstanding.

The Initial Shareholders have agreed not to transfer, assign or sell any of their Founder Shares until the earlier to occur of (i) one year after the completion of the initial Business Combination or (ii) the date following the completion of the initial Business Combination on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the shareholders having the right to exchange their ordinary shares for cash, securities or other property. Notwithstanding the foregoing, if the closing price of Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, the Founder Shares will be released from the lockup.

Due from Sponsor

The Sponsor agreed to purchase 4,200,000 Private Placement Warrants for an aggregate purchase price of $4,200,000, pursuant to the Private Placement Warrants Purchase Agreement, dated as of June 17, 2025 by and between the Company and Sponsor.

As of June 30, 2025, and December 31, 2024, the Sponsor had an outstanding balance payable to the Company of $28,601 and $0 respectively.

Related Party Loans

Prior to the closing of this offering, the Sponsor has agreed to loan the Company up to $300,000 to be used for a portion of the expenses of this offering. These loans are non-interest bearing, unsecured and are due at the earlier of December 31, 2025, or the closing of IPO. The loan was to be repaid upon the closing of this offering out of the offering proceeds that had been allocated to the payment of offering expenses. As of June 30, 2025, and December 31, 2024, there was no outstanding balance due to Sponsor under this agreement.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Notes”). If the Company completes a Business Combination, the Company would repay the Working Capital Notes out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Notes would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Notes but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Notes may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. To date, the Company had no borrowings under the Working Capital Loans.

NOTE 7. COMMITMENTS AND CONTINGENCIES

Registration and Shareholder Rights

The holders of the Founder Shares, Private Placement Warrants, and warrants that may be issued upon conversion of Working Capital Notes (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Notes and upon conversion of the Founder Shares) will be entitled to registration rights pursuant to a registration and shareholder rights agreement to be signed prior to or on the effective date of the Proposed Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of this prospectus to purchase up to 3,300,000 additional Units at the Initial Public Offering price less the underwriting discounts and commissions. On June 20, 2025, the underwriters’ over-allotment option was exercised in full.

The underwriters were paid an underwriting discount of $0.20 per unit, or $4,400,000 in the aggregate, upon the closing of the Initial Public Offering. In addition, $0.45 per unit, or $9,900,000 in the aggregate will be payable to the underwriters for deferred underwriting commissions. An additional $0.65 per unit, or $2,145,000 on units sold pursuant to the underwriters’ options to purchase additional units, will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Risks and Uncertainties

Management is currently evaluating the impact of significant global events, such as the Russia / Ukraine, Israel / Palestine and Israel / Iran conflicts, on the industry and has concluded that while it is reasonably possible that these could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 8. SHAREHOLDER’S DEFICIT

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2025 and December 31, 2024, there were no Class A ordinary shares issued or outstanding, excluding 25,300,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2025, and December 31, 2024 6,325,000 Class B ordinary shares were issued and outstanding.

Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders. Holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the shareholders except as required by law.

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of the initial Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment for share subdivisions, share dividends, rights issuances, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts issued in the Proposed Public Offering and related to the closing of the initial Business Combination, the ratio at which the Class B ordinary shares will convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the issued and outstanding Class B ordinary shares agree to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of all ordinary shares issued and outstanding upon the completion of the Proposed Public Offering plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with the initial Business Combination, excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination.

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of June 30, 2025, and December 31, 2024, there were no preference shares issued or outstanding.

Warrants — Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Proposed Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permit holders to exercise their warrants on a cashless basis under certain circumstances). The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use commercially reasonable efforts to file with the SEC and have an effective registration statement covering the Class A ordinary shares issuable upon exercise of the warrants and to maintain a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

The warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. In addition, if (x) the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per ordinary share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the completion of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $10.00 and $18.00 per share redemption trigger prices described below under “Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00” and “Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to 100% and 180%, respectively, of the higher of the Market Value and the Newly Issued Price.

The Company assessed public warrants and private placement warrants to determine whether they should be classified as equity or liability instruments. This assessment has been based on an evaluation of the specific terms of each instrument and applicable authoritative guidance in ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”), and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the instrument is freestanding financial instruments pursuant to ASC 480 meets the definition of a liability pursuant to ASC 480, and whether the instrument meets all of the requirements for equity classification under ASC 815, including whether the instrument is indexed to the Company’s own common stock, among other conditions for equity classification. Pursuant to such evaluation, both public and private placement warrants will be classified in shareholder’s equity.

Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00: Once the warrants become exercisable, the Company may call the outstanding warrants for redemption (except as described herein with respect to the Private Placement Warrants):

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and

●	if, and only if, the last reported sale price of Class A ordinary shares for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders (the “Reference Value”) equals or exceeds $18.00 per share (as adjusted).

The Company will not redeem the warrants as described above unless a registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the warrants is then effective and a current prospectus relating to those Class A ordinary shares is available throughout the 30-day redemption period.

Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00: Once the warrants become exercisable, the Company may redeem the outstanding warrants:

●	in whole and not in part;

●	at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to an agreed table based on the redemption date and the “fair market value” of Class A ordinary shares;

●	if, and only if, the Reference Value equals or exceeds $10.00 per share (as adjusted for share subdivisions, share dividends, rights issuances, reorganizations, recapitalizations and the like); and

●	if the Reference Value is less than $18.00 per share (as adjusted), the Private Placement Warrants must also concurrently be called for redemption on the same terms as the outstanding Public Warrants, as described above.

The “fair market value” of Class A ordinary shares for the above purpose shall mean the volume weighted average price of Class A ordinary shares during the 10 trading days immediately following the date on which the notice of redemption is sent to the holders of warrants. In no event will the warrants be exercisable in connection with this redemption feature for more than 0.361 Class A ordinary shares per warrant (subject to adjustment).

In no event will the Company be required to net cash settle any warrant. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such warrants. Accordingly, the warrants may expire worthless.

Private Placement Warrants are identical to Public Warrants, except that purchasers of Private Placement Warrants are restricted from transferring, assigning, or selling them until 30 days after the completion of the initial Business Combination.

At June 30, 2025 there were 12,650,000 Public Warrants and 6,400,000 Private Placement Warrants outstanding. As of December 31, 2024, no warrants were outstanding.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying condensed balance sheet, primarily due to their short-term nature.

The Company applies ASC 820, which establishes a framework for measuring fair value and clarifies the definition of fair value within that framework. ASC 820 defines fair value as an exit price, which is the price that would be received for an asset or paid to transfer a liability in the Company’s principal or most advantageous market in an orderly transaction between market participants on the measurement date. The fair value hierarchy established in ASC 820 generally requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect the assumptions that market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the entity’s own assumptions based on market data and the entity’s judgments about the assumptions that market participants would use in pricing the asset or liability and are to be developed based on the best information available in the circumstances.

●	Level 1—Assets and liabilities with unadjusted, quoted prices listed on active market exchanges. Inputs to the fair value measurement are observable inputs, such as quoted prices in active markets for identical assets or liabilities.

●	Level 2—Inputs to the fair value measurement are determined using prices for recently traded assets and liabilities with similar underlying terms, as well as direct or indirect observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.

●	Level 3—Inputs to the fair value measurement are unobservable inputs, such as estimates, assumptions, and valuation techniques when little or no market data exists for the assets or liabilities.

The Company’s Public Warrants were valued using a Monte Carlo Simulation model and were classified within shareholders’ deficit and will not require remeasurement after issuance. The fair value of the Public Warrants was estimated to be $3,883,550 at issuance. The following table presents the quantitative information regarding market assumptions used in the valuation of the public warrants. These assumptions also include unobservable inputs (Level 3 inputs).

Public Warrants
Calculated price per warrant	$0.31
Probability of Initial Business Combination	19.9%
Implied Class A ordinary share price	$9.85
Weighted Term (years)	3.02
Exercise price	$11.50
Volatility	6.6%
Risk-Free rate	3.86%

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2025 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The fair values of held-to-maturity securities at June 30, 2025 and the gross holding gains at June 30, 2025 are as follows:

	Description	Level	Fair Value
June 30, 2025	Money market fund	1	$253,187,419

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions occurring after the balance sheet date through the date the financial statement was issued. Based on this evaluation, the Company concluded that there were no subsequent events requiring adjustment to or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a newly incorporated blank check company, incorporated as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. We have not selected any business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target. We intend to effectuate our initial business combination using cash from the proceeds of this offering and the sale of the private placement warrants, our shares, debt or a combination of cash, shares and debt.

The issuance of additional ordinary shares or preferred shares in a business combination:

●	may significantly dilute the equity interest of investors in this offering, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;

●	may subordinate the rights of holders of ordinary shares if preferred shares are issued with rights senior to those afforded our ordinary shares;

●	could cause a change of control if a substantial number of our ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present directors and officers;

●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us;

●	may adversely affect prevailing market prices for our units, ordinary shares and/or warrants; and

●	may not result in adjustment to the exercise price of our warrants.

Similarly, if we issue debt or otherwise incur significant indebtedness, it could result in:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

●	our inability to pay dividends on our ordinary shares;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

As indicated in the accompanying financial statements, at June 30, 2025 we had cash of $944,919 and working capital of $948,020. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

Pursuant to our amended and restated memorandum and articles of association, if we are unable to complete our initial business combination within the completion window, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of amounts withdrawn to pay our income taxes and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public Shareholder’s rights as shareholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our initial shareholders have entered into agreements with us, pursuant to which they have agreed to waive their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination within the completion window. However, if our initial shareholders or management team acquire public shares in or after this offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the prescribed time period.

On January 24, 2024, the SEC adopted the 2024 SPAC Rules, which became effective on July 1, 2024. The 2024 SPAC Rules require, among other matters,

i.	additional disclosures relating to SPAC Business Combination transactions;

ii.	additional disclosures relating to dilution and to conflicts of interest involving sponsors and their affiliates in both SPAC initial public offerings and Business Combination transactions;

iii.	additional disclosures regarding projections included in SEC filings in connection with proposed Business Combination transactions; and

iv.	the requirement that both the SPAC and its target company be co-registrants for Business Combination registration statements.

In addition, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act, including its duration, asset composition, business purpose, and the activities of the SPAC and its management team in furtherance of such goals. The 2024 SPAC Rules may materially affect our ability to negotiate and complete our initial Business Combination and may increase the costs and time related thereto.

Recent Developments

On June 20, 2025, the Company consummated its IPO of 25,300,000 Units, including 3,300,000 Units issued pursuant to the exercise of the underwriters’ over-allotment option at a price of $10.00 per Unit, generating gross proceeds to the Company of $253,000,000. Simultaneously with the closing of the IPO, pursuant to the private placement warrant purchase agreement, dated June 17, 2025, between the Company Cantor Fitzgerald & Co. and Odeon Capital Group LLC, the Company completed the private sale of 6,400,000 warrants (the “Private Placement Warrants”) at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $6,400,000. Each Private Placement entitles the holder thereof to purchase one Class A ordinary share at $11.50 per share.

Upon the closing of the Initial Public Offering and the Private Placement, $253,000,000 ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a Trust Account.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception to reporting date June 30, 2025 have been organizational activities and those necessary to prepare for this offering. Following this offering, we will not generate any operating revenues until after completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents after this offering. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. After this offering, we expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially after the closing of this offering.

For the three months and six months ended June 30, 2025, we had a net income of $81,561 and $54,069, primarily comprised of general and administrative costs related to our Initial Public Offering and unrealized gain on investments held in trust account.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of shares of Class B ordinary shares, par value $0.0001 per share, by the Sponsor and loans from the Sponsor under an unsecured promissory note.

As of June 30, 2025 and December 31, 2024 we had not borrowed any amount under the promissory note with our sponsor to be used for a portion of the expenses of this offering.

On June 20, 2025, we consummated its initial public offering (“IPO”) of 25,300,000 units (the “Units”), including 3,300,000 Units issued pursuant to the exercise of the underwriters’ over-allotment option. Each Unit consists of one Class A ordinary share of the Company, par value $0.0001 per share (the “Ordinary Shares”), and one-half of one redeemable warrant (the “Warrants”) with each whole warrant entitling the holder thereof to purchase one Ordinary Share at a price of $11.50 per share. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $253,000,000 (the “Public Proceeds”).

Simultaneously with the closing of the IPO, pursuant to the private placement warrant purchase agreement, dated June 17, 2025, between the Company and Pioneer Acquisition 1 Sponsor Holdco LLC, and the private placement warrant purchase agreement, dated June 17, 2025, between the Company and Cantor Fitzgerald & Co. and Odeon Capital Group LLC, the Company completed the private sale of 6,400,000 warrants (the “Private Placement Warrants”) at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $6,400,000 (the “Private Proceeds” and together with the Public Proceeds, the “Offering Proceeds”). The Private Placement Warrants are identical to the Warrants sold in the IPO.

The net proceeds from (1) the sale of the units in this offering, after deducting offering expenses of approximately $575,000 and underwriting commissions of $4,400,000 (excluding deferred underwriting commissions of $12,045,000) and (2) the sale of the private placement warrants for a purchase price of $6,400,000 is $254,425,000. Of this amount, $253,000,000, $12,045,000 including in deferred underwriting commissions is deposited into the trust account.

The funds in the trust account will be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (which interest shall be net of income taxes payable and excluding deferred underwriting commissions) to complete our initial business combination. We may withdraw interest to pay income taxes, if any. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the trust account. We expect the interest earned on the amount in the trust account will be sufficient to pay our taxes. We expect the only taxes payable by us out of the funds in the trust account will be income taxes, if any. To the extent that our ordinary shares or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

Prior to the completion of our initial business combination, we expect to have available to us $1,425,000 of proceeds (without over-allotment option) held outside the trust account, together with the loan provided by our sponsor for working capital. We will use these funds primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, and to pay income taxes to the extent the interest earned on the trust account is not sufficient to pay our income taxes.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our directors and officers may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. Otherwise, such loans may be repaid only out of funds held outside the trust account. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. The additional issuance of securities that may occur as a result of the conversion of such loans into warrants may result in a material dilution of the equity interests of public shareholders. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

We expect our primary liquidity requirements during that period to include approximately $150,000 for legal, accounting, due diligence, travel and other expenses in connection with any business combinations; $150,000 for legal and accounting fees related to regulatory reporting requirements; $56,500 for Nasdaq continued listing fees; $320,000 of fees pursuant to the Administrative Services Agreement for office space, administrative, financial and support services; $400,000 for directors’ and officers’ insurance and approximately $348,500 for general working capital that will be used for miscellaneous expenses and reserves net of estimated interest income.

These amounts are estimates and may differ materially from our actual expenses. In addition, we could use a portion of the funds not being placed in trust to pay commitment fees for financing, fees to consultants to assist us with our search for a target business or as a down payment or to fund a “no-shop” provision (a provision designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into an agreement where we paid for the right to receive exclusivity from a target business, the amount that would be used as a down payment or to fund a “no-shop” provision would be determined based on the terms of the specific business combination and the amount of our available funds at the time. Our forfeiture of such funds (whether as a result of our breach or otherwise) could result in our not having sufficient funds to continue searching for, or conducting due diligence with respect to, prospective target businesses.

We do not believe we will need to raise additional funds following this offering in order to meet the expenditures required for operating our business. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 4. Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to Management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. For additional risks relating to our operations carefully consider the factors discussed in “Risk Factors” of our Prospectus dated June 17, 2025, which could materially affect our business, financial condition or future results. There have been no material changes during fiscal year 2025 to the risk factors that were included in the Prospectus.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 20, 2025, we consummated the Initial Public Offering of 25,300,000 Units, including the full exercise by the underwriters of their over-allotment option in the amount of 3,300,000 Units, at $10.00 per Unit, generating gross proceeds of $253,000,000. Simultaneously with the consummation of the IPO and the sale of the Units, we consummated the private placement (“Private Placement”) of 6,400,000 warrants (the “Private Placement Warrants”). In this Private Placement, the Sponsor purchased 4,200,000 Private Placement Warrants, while Cantor Fitzgerald & Co. and Odeon Capital Group LLC purchased 2,200,000 Private Placement Warrants, all at a price of $1 per Private Placement Warrant, generating total proceeds of $6,400,000. Each whole Private Placement Warrant entitling the holder thereof to purchase one Class A ordinary share at $11.50 per share.

On June 20, 2025, we consummated our Initial Public Offering of 25,300,000 Units, including 3,300,000 Units issued pursuant to the full exercise of the underwriters’ over-allotment option. Each Unit consists of one Public Share, and one-half of one Public Warrant, with each whole Public Warrant entitling the holder thereof to purchase one Class A Ordinary Share for $11.50 per share.

The Units were sold at a price of $10.00 per Unit, generating gross proceeds to us of $253,000,000. On June 20, 2025, simultaneously with the consummation of our Initial Public Offering, we completed the Private Placement of 6,400,000 Private Placement Warrants at a purchase price of $1.00 per Private Placement Warrant, to our Sponsor, Cantor Fitzgerald & Co. and Odeon Capital Group LLC, generating gross proceeds of $6,400,000. Of those 6,400,000 Private Placement Warrants, the Sponsor purchased 4,200,000 Private Placement Warrants and Cantor Fitzgerald & Co. and Odeon Capital Group LLC purchased 2,200,000 Private Placement Warrants.

Following the closing of our Initial Public Offering, a total of $253,000,000 comprised of the proceeds from the Initial Public Offering (which amount includes $12,045,000 of the underwriters’ deferred discount) and the Private Placement, was placed in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee. The proceeds held in the Trust Account may be invested by the trustee only in U.S. government securities with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. The specific investments in our Trust Account may change from time to time.

Other than as described above, there has been no material change in the planned use of the proceeds from our Initial Public Offering and the Private Placement as is described in our final prospectus related to our Initial Public Offering. There has been no material change in the planned use of proceeds from our Initial Public Offering and Private Placement as described in the IPO Registration Statement

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit No.	Description
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2025	Pioneer Acquisition I Corp

	By:	/s/ Mitchell Creem
Mitchell Creem
Chief Executive Officer

	By:	/s/ Kevin Schubert
Kevin Schubert
Chief Financial Officer