Form 10-Q
period 2025-09-30
Pioneer Acquisition I Corp
filed 2025-11-14
CIK 2040381

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of November 14, 2025, the registrant had a total of 25,300,000 Class A ordinary shares, $0.0001 par value, issued and outstanding and 6,325,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

Pioneer ACQUISITION I CORP

INDEX TO THE FINANCIAL STATEMENTS

Page
Condensed Balance Sheets as of September 30, 2025 (Unaudited) and December 31, 2024	2
Condensed Statements of Operations for three and nine months ended September 30, 2025, and the period from August 28, 2024 (inception) through September 30, 2024 (Unaudited)	3
Condensed Statements of Changes in Shareholders’ Deficit for three and nine months ended September 30, 2025 and the period from August 28, 2024 (inception) through September 30, 2024 (Unaudited)	4
Condensed Statements of Cash Flows for the nine months ended September 30, 2025 and the period from August 28, 2024 (inception) through September 30, 2024 (Unaudited)	5
Notes to the Condensed Financial Statements (Unaudited)	6

Pioneer Acquisition I Corp

Condensed Balance Sheets

	September 30, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$820,826	$25,092
Prepaid expenses - current	85,596	-
Total current assets	906,422	25,092
Deferred offering costs associated with proposed public offering	-	170,797
Investments held in Trust Account	255,859,603	-
Prepaid insurance	64,192	-
Total Assets	$256,830,217	$195,889

Liabilities and Shareholders’ Deficit
Current liabilities:
Accrued offering expenses	$-	$170,797
Accrued expenses and accounts payable	131,597	55,240
Due to Sponsor	11,399	-
Total current liabilities	142,996	226,037
Deferred underwriting commission	12,045,000	-
Total liabilities	12,187,996	226,037
Commitments and Contingencies
Class A ordinary shares, $0.0001 par value; 25,300,000 and -0- shares subject to possible redemption at $10.11 per share at September 30, 2025 and December 31, 2024, respectively	255,859,603	-

Shareholders’ Deficit (Equity)
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of September 30, 2025 and December 31, 2024	-	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued or outstanding as of September 30, 2025 and December 31, 2024 excluding 25,300,000 shares and -0- shares subject to possible redemption at September 30, 2025 and December 31, 2024, respectively	-	-
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,325,000 shares issued or outstanding as of September 30, 2025 and December 31, 2024(1)	633	633
Additional paid-in capital	-	24,367
Accumulated deficit	(11,218,015)	(55,148)
Total shareholders’ deficit	(11,217,382)	(30,148)
Total Liabilities and Shareholders’ (Deficit)	$256,830,217	$195,889

(1)	The number of shares outstanding as of December 31, 2024, included up to 825,000 Class B ordinary shares subject to forfeiture. On June 20, 2025, as a result of the underwriters’ election to fully exercise their over-allotment option, an aggregate of 825,000 Founder Shares are no longer subject to forfeiture. As of September 30, 2025, and December 31, 2024, there were 6,325,000 Class B ordinary shares outstanding (see Notes 6 and 8).

The accompanying notes are an integral part of these unaudited condensed financial statements.

Pioneer Acquisition I Corp

Condensed Statements of Operations (Unaudited)

	Three months ended September 30, 2025	Nine months ended September 30, 2025	Period from August 28, 2024 (inception) through September 30, 2024
General and administrative expenses	$298,046	$431,896	$4,760

Loss from operations	(298,046)	(431,896)	(4,760)
Other income	6,456	6,956	-
Interest earned on investments held in Trust Account	2,672,184	2,859,603	-
Net income (loss)	$2,380,594	$2,434,663	$(4,760)

Weighted average shares outstanding, Class A redeemable ordinary shares, basic and diluted	25,300,000	9,545,421	-

Basic and diluted income per Class A redeemable ordinary share	$0.08	$0.16	$-

Weighted average shares outstanding, Class B ordinary shares, basic(1)	6,325,000	5,811,264	5,500,000

Basic income per share, Class B ordinary shares	$0.08	$0.16	$(0.00)
Weighted average shares outstanding, Class B ordinary shares, diluted	6,325,000	6,325,000	5,500,000
Diluted income per share, Class B ordinary shares	0.08	0.15	(0.00)

(1)	The weighted average number of shares for the period ending September 30, 2024, excludes up to 825,000 Class B ordinary shares subject to forfeiture. On June 20, 2025, as a result of the underwriters’ election to fully exercise their over-allotment option, an aggregate of 825,000 Founder Shares are no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

Pioneer Acquisition I Corp

Condensed Statements of Changes in Shareholders’ Deficit
Three and nine months ended September 30, 2025, and the period from August 28, 2024 (inception)

through September 30, 2024 (Unaudited)

	Ordinary Shares					Additional		Total Shareholders’
	Class A			Class B		Paid-in	Accumulated	Equity
	Shares	Amount		Shares	Amount	Capital	(Deficit)	(Deficit)
Balance – December 31, 2024(1)	-	$		6,325,000	$633	$24,367	$(55,148)	$(30,148)
Net (loss)	-		-	-	-	-	(27,492)	(27,492)
Balance – March 31, 2025 (unaudited)	-		$-	6,325,000	$633	$24,367	$(82,640)	$(57,640)
Issuance of private placement warrants	-		-	-	-	6,400,000	-	6,400,000
Fair value of public warrants	-			-	-	3,883,550	-	3,883,550
Allocated value of transaction costs to Public and Private warrants	-		-	-	-	(269,822)	-	(269,822)
Accretion for Class A ordinary shares subject to redemption amount	-		-	-	-	(20,963,440)	-	(20,963,440)
Reclass of additional paid-in capital to accumulated deficit	-		-	-	-	10,925,345	(10,925,345)	-
Net income	-		-	-	-	-	81,559	81,559
Balance – June 30, 2025 (unaudited)	-		$-	6,325,000	$633	$-	$(10,926,425)	$(10,925,792)
Accretion for Class A ordinary shares subject to redemption amount	-		-	-	-	-	(2,672,184)	(2,672,184)
Net income	-		-	-	-	-	2,380,594	2,380,594
Balance – September 30, 2025(1) (unaudited)	-		$-	6,325,000	$633	$-	$(11,218,015)	$(11,217,382)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – August 28, 2024 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B ordinary shares to Sponsor	-	-	6,325,000	633	24,367	-	25,000
Net loss	-	-	-	-	-	(4,760)	(4,760)
Balance – September 30, 2024	-	$-	6,325,000	$633	$24,367	$(4,760)	$20,240

(1)	The number of shares outstanding as of December 31, 2024, included up to 825,000 Class B ordinary shares subject to forfeiture. On June 20, 2025, as a result of the underwriters’ election to fully exercise their over-allotment option, an aggregate of 825,000 Founder Shares are no longer subject to forfeiture. As of September 30, 2025, and December 31, 2024, there were 6,325,000 Class B ordinary shares outstanding (see Notes 6 and 8).

The accompanying notes are an integral part of these unaudited condensed financial statements.

Pioneer Acquisition I Corp

Condensed Statements of Cash Flows (Unaudited)

	Nine months ended September 30, 2025	Period from August 28, 2024 (inception) through September 30, 2024
Cash Flows from Operating Activities:
Net income (loss)	$2,434,663	$(4,760)
Interest earned on investments held in Trust Account	(2,859,603)	-

Changes in operating assets and liabilities:
Prepaid insurance – current	(85,596)	-
Increase in due to sponsor	11,399	-
Increase in accounts payable	76,357	4,760
Prepaid insurance – long term	(64,192)	-
Net cash used in operating activities	(486,972)	-

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(253,000,000)	-
Net cash used in financing activities	(253,000,000)	-

Cash Flows from Financing activities:
Proceeds from issuance of shares to Sponsor	-	25,000
Gross proceeds from initial public offering	253,000,000	-
Proceeds from private placement	6,400,000	-
Cash paid for underwriting fee	(4,400,000)	-
Payment of offering costs	(717,294)	-
Net cash provided by financing activities	254,282,706	25,000

Net increase in cash	795,734	25,000
Cash – beginning of the period	25,092	-
Cash – end of the period	$820,826	$25,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

Pioneer ACQUISITION I CORP

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 (UNAUDITED)

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

As of September 30, 2025, the Company had not yet commenced operations. All activity for the period from August 28, 2024 (inception) through September 30, 2025 relates to the Company’s formation and the Proposed Public Offering, which is described below. The Company has selected December 31 as its fiscal year end.

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

Liquidity and Capital Sources

As of September 30, 2025 and December 31, 2024, the Company had a cash balance of $820,826 and $25,092, respectively, and a working capital surplus of $803,426 and a working capital deficit of $200,945, respectively. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of a Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” as of September 30, 2025, management has determined that due to the closing of the Initial Public Offering on June 20, 2025, the Company has sufficient funds for the working capital needs of the Company until a minimum of one year from the date of issuance of these condensed financial statements.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on June 20 2025, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on June 26, 2025. The interim results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

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

Net Income/loss per Ordinary Share

Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. At September 30, 2025 and 2024 the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. Remeasurement of carrying value to redemption value of redeemable shares of ordinary shares is excluded from income (loss) per share as the redemption value approximates fair value.

The calculation of diluted income (loss) per ordinary share does not consider the effect of the public warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement, since the issuance of the shares included in the rights is contingent upon the occurrence of future events.

As of September 30, 2025, the public and private warrants are exercisable to purchase in aggregate, 12,650,000 and 6,400,000 ordinary shares, respectively. The weighted average of these shares was excluded from the calculation of diluted net income per ordinary shares since the inclusion of such rights and warrants would be anti-dilutive. The warrants cannot be converted to ordinary shares prior to an initial Business Combination; therefore, they have been classified as anti-dilutive.

	Three months ended September 30, 2025		Nine months ended September 30, 2025
	Redeemable Class A	Non-Redeemable Class B	Redeemable Class A	Non-Redeemable Class B
Basic and diluted net income per share:

Numerator:
Allocation of net income	$1,904,475	$476,119	$1,513,340	$921,323

Denominator:
Weighted average shares outstanding, Basic	25,300,000	6,325,000	9,545,421	5,811,264

Basic net income per share	$0.08	$0.08	$0.16	$0.16
Weighted average shares outstanding, diluted	25,300,000	6,325,000	9,545,421	6,325,000
Diluted net income per share	$0.08	$0.08	$0.16	$0.15

	Period from August 28, 2024 (inception) through September 30, 2024
	Redeemable Class A	Non-Redeemable Class B
Basic and diluted net income per share:

Numerator:
Allocation of net (loss)	$-	$(4,760)

Denominator:
Weighted average shares outstanding	-	5,500,000

Basic and diluted net income per share	$-	$(0.00)

Warrant Instruments

The Company has accounted for the Public Warrants and Private Placement Warrants issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and has classified the warrant instruments under equity treatment at their assigned values. As of September 30, 2025, there were 19,050,000 warrants outstanding, including 12,650,000 Public Warrants and 6,400,000 Private Placement Warrants. As of December 31, 2024, no warrants were outstanding.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2025, and December 31, 2024, the Company had $820,826 and $25,092, respectively, in cash and cash equivalents.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised of investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. The estimated fair values of investments held in the Trust Account are determined using available market information. The interest income, unrealized gain and dividend income on these investments are included in the condensed statement of operations. At September 30, 2025, the assets held in the Trust Account of $255,859,603 were held in money market funds.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits, and no amounts accrued for interest and penalties as of September 30, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Class A Redeemable Share Classification

The public shares contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies public shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, on September 30, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheet.

Accordingly at September 30, 2025, the Class A ordinary shares subject to redemption reflected in the condensed balance sheet are reconciled in the following table:

Gross proceeds	$253,000,000
Less: Proceeds allocated to Public Warrants	(3,883,550)
Less: Public Shares issuance costs	(16,892,471)
Add: Remeasurement of carrying value to redemption value	23,635,624
Class A ordinary shares subject to possible redemption September 30, 2025	$255,859,603

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

	September 30, 2025	December 31, 2024
Cash and cash equivalents	$820,826	$25,092
Investments held in Trust Account	255,859,603	-
Prepaid Insurance	149,788	-
Deferred offering costs	-	170,797
Total Assets	$256,830,217	$195,889

	Three months ended September 30, 2025	Nine months ended September 30, 2025
General and administrative expenses	$(298,046)	$(431,896)
Other income	6,456	6,956
Interest earned on investments held in Trust Account	2,672,184	2,859,603
Net income	$2,380,594	$2,434,663

The CODM reviews the position of total assets available with the company to assess if the Company has sufficient resources available to discharge its liabilities. The CODM is provided with details of cash and liquid resources available with the Company. Additionally, the CODM regularly reviews the status of costs incurred to assess if these are in line with the planned use of proceeds raised from the public offering.

The CODM regularly reviews significant segment expenses, which are general and administrative expenses segment expenses, which are to assess the Company’s performance and guide operational decisions. These expenses primarily consist of legal and professional fees, accounting and audit costs, insurance premiums, and dues and subscription charges. They represent the key cost drivers of the Company’s operations and are integral to the internal evaluation of financial results.

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

On June 20, 2025, as a result of the underwriters’ election to fully exercise their over-allotment option, an aggregate of 825,000 Founder Shares are no longer subject to forfeiture. As of September 30, 2025, and December 31, 2024, there were 6,325,000 Class B ordinary shares outstanding.

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

Due to Sponsor

The Sponsor agreed to purchase 4,200,000 Private Placement Warrants for an aggregate purchase price of $4,200,000, pursuant to the Private Placement Warrants Purchase Agreement, dated as of June 17, 2025 by and between the Company and Sponsor.

The Company has entered into an agreement, commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of up to $10,000 per month for office space and administrative and support services. For the three months ended September 30, 2025 and 2024, the Company incurred $40,000 and $0, respectively, for these services.

As of September 30, 2025, and December 31, 2024 the Company had an outstanding balance payable to the Sponsor of Company of $11,399 and $0, respectively which is reflected in “Due to Sponsor” within current liabilities on the balance sheet.

Related Party Loans

Prior to the closing of this offering, the Sponsor has agreed to loan the Company up to $300,000 to be used for a portion of the expenses of this offering. These loans are non-interest bearing, unsecured and are due at the earlier of December 31, 2025, or the closing of IPO. The loan was to be repaid upon the closing of this offering out of the offering proceeds that had been allocated to the payment of offering expenses. As of September 30, 2025, and December 31, 2024, there was no outstanding balance due to Sponsor under this agreement.

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

NOTE 8. SHAREHOLDERS’ DEFICIT

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2025 and December 31, 2024, there were no Class A ordinary shares issued or outstanding, excluding 25,300,000 and -0- Class A ordinary shares subject to possible redemption, respectively.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of September 30, 2025, and December 31, 2024 6,325,000 Class B ordinary shares were issued and outstanding.

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

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of September 30, 2025, and December 31, 2024, there were no preference shares issued or outstanding.

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

The Company assessed public warrants and private placement warrants to determine whether they should be classified as equity or liability instruments. This assessment has been based on an evaluation of the specific terms of each instrument and applicable authoritative guidance in ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”), and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the instrument is freestanding financial instruments pursuant to ASC 480 meets the definition of a liability pursuant to ASC 480, and whether the instrument meets all of the requirements for equity classification under ASC 815, including whether the instrument is indexed to the Company’s own common stock, among other conditions for equity classification. Pursuant to such evaluation, both public and private placement warrants will be classified in shareholders’ equity.

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

As of September 30, 2025 there were 12,650,000 Public Warrants and 6,400,000 Private Placement Warrants outstanding. As of December 31, 2024, no warrants were outstanding.

Fair Value Measurements

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

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2025 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The fair values of held-to-maturity securities at September 30, 2025 are as follows:

	Description	Level	Fair Value
September 30, 2025	Money market fund	1	$255,859,603

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions occurring after the balance sheet date through the date the financial statements were issued. Based on this evaluation, the Company concluded that there were no subsequent events requiring adjustment to or disclosure in the financial statements.

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

As indicated in the accompanying financial statements, at September 30, 2025 we had cash of $820,826 and working capital of $803,426. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

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

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception to reporting date September 30, 2025 have been organizational activities, completion of IPO and evaluating potential targets for an initial business combination. We will not generate any operating revenues until after completion of our initial business combination. Our non-operating income interest income on cash and investments held in trust. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements.

For the three and nine months ended September 30, 2025, we reported net income of $2,380,594 and $2,434,663, respectively. These results primarily reflect net interest income of $2,678,640 and $2,866,559 for the respective periods, partially offset by general and administrative expenses.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of shares of Class B ordinary shares, par value $0.0001 per share, by the Sponsor and loans from the Sponsor under an unsecured promissory note.

As of September 30, 2025 and December 31, 2024 we had not borrowed any amount under the promissory note with our sponsor to be used for a portion of the expenses of this offering.

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

Prior to the completion of our initial business combination, we expect to have available to us $1,425,000 of proceeds held outside the trust account, together with the loan provided by our sponsor for working capital. We will use these funds primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, and to pay income taxes to the extent the interest earned on the trust account is not sufficient to pay our income taxes.

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

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination.

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

Other than as described above, there has been no material change in the planned use of the proceeds from our Initial Public Offering and the Private Placement as is described in our final prospectus related to our Initial Public Offering. There has been no material change in the planned use of proceeds from our Initial Public Offering and Private Placement as described in the IPO Registration Statement.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2025	Pioneer Acquisition I Corp

	By:	/s/ Mitchell Creem
Mitchell Creem
Chief Executive Officer

	By:	/s/ Kevin Schubert
Kevin Schubert
Chief Financial Officer