Form 10-K/A
period 2025-12-31
Pioneer Acquisition I Corp
filed 2026-04-09
CIK 2040381

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the year ended December 31, 2025, originally filed on March 26, 2026 (the “Original Filing”) by Pioneer Acquisition I Corp (the “Company”). The Company is filing this Amendment to add Exhibit 97.1, the Company’s Policy on Recoupment of Incentive Compensation (adopted as of May 22, 2025), which was inadvertently omitted from the Original Filing.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of and for the periods covered in the Original Filing, and the Company has not updated the disclosures contained therein to reflect any subsequent events.

EXHIBIT INDEX

Exhibit No.	Description
1.1*	Underwriting Agreement, dated June 17, 2025, by and between the Registrant and Cantor Fitzgerald & Co., as representative of the underwriters (incorporated by reference to Exhibit 1.1 to the Company’s Current Report filed on Form 8-K (File No. 001-42709) filed with the Securities and Exchange Commission on June 20, 2025.
3.1*	Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement filed on Form S-1 (File No. 333-287656)) filed with the Securities and Exchange Commission on June 16, 2025.
3.2*	Form of Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement filed on Form S-1 (File No. 333-287656)) filed with the Securities and Exchange Commission on June 16, 2025.
4.1*	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement filed on Form S-1 (File No. 333-287656)) filed with the Securities and Exchange Commission on June 16, 2025.
4.2*	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement filed on Form S-1 (File No. 333-287656)) filed with the Securities and Exchange Commission on June 16, 2025.
4.3*	Specimen Warrants Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement filed on Form S-1 (File No. 333-287656)) filed with the Securities and Exchange Commission on June 16, 2025.
4.4*	Warrant Agreement, dated June 17, 2025, by and between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report filed on Form 8-K (File No. 001-42709) filed with the Securities and Exchange Commission on June 20, 2025.
10.1*	Letter Agreement, dated June 17, 2025, by and among the Company and its founders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report filed on Form 8-K (File No. 001-42709) filed with the Securities and Exchange Commission on June 20, 2025.
10.2*	Investment Management Trust Agreement, dated June 17, 2025, by and between Continental Stock Transfer & Trust Company, LLC and the Registrant (incorporated by reference to Exhibit 10.2 to the Company’s Current Report filed on Form 8-K (File No. 001-42709)) filed with the Securities and Exchange Commission on June 20, 2025.
10.3*	Registration Rights Agreement, dated June 17, 2025, by and among the Registrant and certain security holders (incorporated by reference to Exhibit 10.3 to the Company’s Current Report filed on Form 8-K (File No. 001-42709) filed with the Securities and Exchange Commission on June 20, 2025.
10.4*	Securities Subscription Agreement, between the Registrant and the Sponsor dated August 29, 2024 (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement filed on Form S-1 (File No. 333-287656)) filed with the Securities and Exchange Commission on June 16, 2025.
10.5*	Private Placement Warrants Purchase Agreement, dated June 17, 2025, by and among the Registrant and the Sponsor (incorporated by reference to Exhibit 10.4 to the Company’s Current Report filed on Form 8-K (File No. 001-42709) filed with the Securities and Exchange Commission on June 20, 2025.
10.6*	Private Placement Warrants Purchase Agreement, dated June 17, 2025, by and among the Registrant, Cantor Fitzgerald & Co., and Odeon Capital Group LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report filed on Form 8-K (File No. 001-42709) filed with the Securities and Exchange Commission on June 20, 2025.
10.7*	Administrative Services Agreement dated June 17, 2025, by and between the Registrant and the Sponsor (incorporated by reference to Exhibit 10.6 to the Company’s Current Report filed on Form 8-K (File No. 001-42709) filed with the Securities and Exchange Commission on June 20, 2025.
10.8*	Promissory Note issued to Pioneer Acquisition 1 Sponsor Holdco LLC (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement filed on Form S-1 (File No. 333-287656)) filed with the Securities and Exchange Commission on June 16, 2025.

Exhibit No.	Description
10.9*	Indemnity Agreement, dated June 17, 2025, by and between the Company and Mitchell Creem (incorporated by reference to Exhibit 10.7 to the Company’s Current Report filed on Form 8-K (File No. 001-42709) filed with the Securities and Exchange Commission on June 20, 2025.
10.10*	Indemnity Agreement, dated June 17, 2025, by and between the Company and Kevin Schubert (incorporated by reference to Exhibit 10.8 to the Company’s Current Report filed on Form 8-K (File No. 001-42709) filed with the Securities and Exchange Commission on June 20, 2025.
10.11*	Indemnity Agreement, dated June 17, 2025, by and between the Company and Michael DiMeo (incorporated by reference to Exhibit 10.9 to the Company’s Current Report filed on Form 8-K (File No. 001-42709) filed with the Securities and Exchange Commission on June 20, 2025.
10.12*	Indemnity Agreement, dated June 17, 2025, by and between the Company and Mark Fawcett (incorporated by reference to Exhibit 10.10 to the Company’s Current Report filed on Form 8-K (File No. 001-42709) filed with the Securities and Exchange Commission on June 20, 2025.
14.1*	Form of Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Registration Statement filed on Form S-1 (File No. 333-287656)) filed with the Securities and Exchange Commission on June 16, 2025.
19.1*	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company’s Registration Statement filed on Form S-1 (File No. 333-287656)) filed with the Securities and Exchange Commission on June 16, 2025.
24.1**	Power of Attorney (included on signature page hereto).
31.1**	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2**	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2**	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
97.1**	Policy on Recoupment of Incentive Compensation

*	Previously filed.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Act of 1933, as amended, the registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the Cayman Islands, on the 9th day of April, 2026.

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

Name	Position	Date

/s/ Mitchell Creem	Chief Executive Officer	April 9, 2026
Mitchell Creem	(Principal Executive Officer)

/s/ Kevin Schubert	Chief Financial Officer	April 9, 2026
Kevin Schubert	(Principal Financial and Accounting Officer)

/s/ Michael DiMeo	Director	April 9, 2026
Michael DiMeo

/s/ Mark Fawcett	Director	April 9, 2026
Mark Fawcett

4