Form 10-Q
period 2026-03-31
Pioneer Acquisition I Corp
filed 2026-05-15
CIK 2040381

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of May 15, 2026, the registrant had a total of 22,114,799 Class A ordinary shares, $0.0001 par value, issued and outstanding and 6,325,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

PIONEER ACQUISITION I CORP

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical facts, including statements regarding our future results of operations and financial position, our business strategy and plans and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors” of our Prospectus dated June 17, 2025, in any subsequent filing we make with the SEC, as well as in any documents incorporated by reference that describe risks and factors that could cause results to differ materially from those projected in these forward-looking statements.

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

Pioneer ACQUISITION I CORP

Pioneer Acquisition I Corp

Condensed Balance Sheets

	March 31, 2026 (Unaudited)	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$568,743	$764,902
Prepaid expenses	85,596	85,596
Total current assets	654,339	850,498
Deferred offering costs associated with proposed public offering	-	-
Investments held in Trust Account	260,599,284	258,327,825
Prepaid insurance – net of current portion	21,395	42,794
Total Assets	$261,275,018	$259,221,117

Liabilities and Shareholders’ Deficit
Current liabilities:
Accrued expenses and accounts payable	$154,155	$119,379
Due to Sponsor	93,119	66,899
Total current liabilities	247,274	186,278
Deferred underwriting commission	12,045,000	12,045,000
Total liabilities	12,292,274	12,231,278
Commitments and Contingencies
Class A ordinary shares, $0.0001 par value; 25,300,000 and -0- shares subject to possible redemption at $10.30 and $10.21 per share at March 31, 2026 and December 31, 2025 respectively	260,599,284	258,327,825

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of March 31, 2026 and December 31, 2025	-	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued or outstanding as of March 31, 2026 and December 31, 2025 excluding 25,300,000 shares and -0- shares subject to possible redemption at March 31, 2026 and December 31, 2025, respectively	-	-
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,325,000 shares issued or outstanding as of March 31, 2026 and December 31, 2025	633	633
Additional paid-in capital	-	-
Accumulated deficit	(11,617,173)	(11,388,619)
Total shareholders’ deficit	(11,616,540)	(11,337,986)
Total Liabilities and Shareholders’ Deficit	$261,275,018	$259,221,117

The accompanying notes are an integral part of these unaudited condensed financial statements

Pioneer Acquisition I Corp

Condensed Statements of Operations (Unaudited)

	Three months ended March 31, 2026	Three months ended March 31, 2025
General and administrative expenses	$284,475	$27,743
Loss from operations	(284,475)	(27,743)
Other income	5,921	251
Interest earned on investments held in Trust Account	2,271,460	-
Net income (loss)	$1,992,906	$(27,492)

Weighted average shares outstanding, Class A redeemable ordinary shares, basic and diluted	25,300,000	-

Basic and diluted income per Class A redeemable ordinary share	$0.06	$-

Weighted average shares outstanding, Class B ordinary shares, basic and diluted(1)	6,325,000	5,500,000

Basic and diluted income per share, Class B ordinary shares	$0.06	$(0.00)

(1)	The weighted average number of shares for the period three months ended March 31, 2025, excludes up to 825,000 Class B ordinary shares subject to forfeiture. On June 20, 2025, as a result of the underwriters’ election to fully exercise their over-allotment option, an aggregate of 825,000 Founder Shares are no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements

Pioneer Acquisition I Corp

Condensed Statements of Changes in Shareholders’ Deficit
Three months ended March 31, 2026 and 2025 (Unaudited)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Deficit
Balance – December 31, 2025	-	$-	6,325,000	$633	$-	$(11,388,619)	$(11,337,986)
Accretion for Class A ordinary shares subject to possible redemption	-	-	-	-	-	(2,271,460)	(2,271,460)
Net income	-	-	-	-	-	1,992,906	1,992,906
Balance – March 31, 2026 (Unaudited)	-	$-	6,325,000	$633	$-	$(11,617,173)	$(11,616,540)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2024	-	$-	6,325,000	$633	$24,367	$(55,148)	$(30,148)
Net loss	-	-	-	-	-	(27,492)	(27,492)
Balance – March 31, 2025(1) (Unaudited)	-	$-	6,325,000	$633	$24,367	$(82,640)	$(57,640)

(1)	The number of shares outstanding as of March 31, 2025, included up to 825,000 Class B ordinary shares subject to forfeiture. On June 20, 2025, as a result of the underwriters’ election to fully exercise their over-allotment option, an aggregate of 825,000 Founder Shares are no longer subject to forfeiture. As of March 31, 2026 and December 31, 2025 there were 6,325,000 Class B ordinary shares outstanding (see Notes 6 and 8).

The accompanying notes are an integral part of these unaudited condensed financial statements.

Pioneer Acquisition I Corp

Condensed Statements of Cash Flows (Unaudited)

	Three months ended March 31, 2026	Three months ended March 31, 2025
Cash Flows from Operating Activities:
Net income (loss)	$1,992,906	$(27,492)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on investments held in Trust Account	(2,271,460)	-
Changes in operating assets and liabilities:
Prepaid insurance	21,399	-
Increase in due to sponsor	26,220	-
Increase in accounts payable	34,776	27,593
Net cash used in (provided by) operating activities	(196,159)	101
Net (decrease) increase in cash	(196,159)	101
Cash and cash equivalents – beginning of the period	764,902	25,092
Cash and cash equivalents – end of the period	$568,743	$25,193

The accompanying notes are an integral part of these unaudited condensed financial statements.

Pioneer ACQUISITION I CORP

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026 (UNAUDITED)

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

As of March 31, 2026, the Company had not yet commenced operations. All activity for the period from August 28, 2024 (inception) through March 31, 2026 relates to the Company’s formation and the Public Offering, which is described below. The Company has selected December 31 as its fiscal year end.

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

Investments Held in Trust Account

Upon the closing of the Initial Public Offering and the Private Placement, $253,000,000 ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in the Trust Account with Continental Stock Transfer & Trust Company acting as trustee and invested only in U.S. government treasury obligations, with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earliest of (i) the completion of an initial business combination, (ii) the redemption of public shares if the Company is unable to complete an initial business combination within the completion window, subject to applicable law, and (iii) the redemption of public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to modify the substance or timing of obligation to redeem 100% of public shares if the Company has not consummated an initial business combination within the completion window or with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity. The proceeds deposited in the Trust Account could become subject to the claims of creditors, if any, which could have priority over the claims of public shareholders.

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

The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 7). These Public Shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Proposed Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to the amended and restated memorandum and articles of association which will be adopted by the Company upon the consummation of the Proposed Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Founder Shares (as defined in Note 6) prior to this Proposed Public Offering (the “Initial Shareholders”) have agreed to vote their Founder Shares and any Public Shares purchased during or after the Proposed Public Offering in favor of a Business Combination. In addition, the Initial Shareholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination. In addition, the Company has agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of the Sponsor.

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

Liquidity and Capital Sources

As of March 31, 2026 and December 31, 2025, the Company had a cash balance of $568,743 and $764,902, respectively, and a working capital surplus of $407,065 and $664,220 respectively. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of a Business Combination. The Company’s obligations due within one year of the date the accompanying unaudited condensed financial statements are issued are expected to exceed those amounts. The Company’s liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the accompanying unaudited condensed financial statements are issued. Management plans to address this uncertainty through a Business Combination. If a Business Combination is not consummated by the end of the Combination Period, currently June 20, 2027, there will be a mandatory liquidation and subsequent dissolution of the Company, which raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Company intends to complete the initial Business Combination before the end of the Combination Period. However, there can be no assurance that the Company will be able to consummate any Business Combination by the end of the Combination Period.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Form 10-K, as filed with the SEC on March 26, 2026. The interim results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

Recently Adopted Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03 Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), which requires disclosure, in the notes to consolidated financial statements, of specified information about certain costs and expenses. The ASU’s amendments are effective for fiscal years beginning after December 15, 2026 and interim reporting periods within annual reporting periods beginning after December 15, 2027 with early adoption permitted. The Company is currently assessing the timing of adoption and the potential impacts of ASU 2024-03. The impact of the adoption will be limited to disclosure in the notes to the financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Net Income/loss per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. For the three months ended March 31, 2026 and 2025 the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. Remeasurement of carrying value to redemption value of redeemable shares of ordinary shares is excluded from income (loss) per share as the redemption value approximates fair value.

The calculation of diluted income (loss) per ordinary share does not consider the effect of the public warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement, since the issuance of the shares included in the rights is contingent upon the occurrence of future events.

As of March 31, 2026, the public and private warrants are exercisable to purchase in aggregate, 12,650,000 and 6,400,000 ordinary shares, respectively. As of March 31, 2025, no warrants were outstanding. The weighted average of these shares was excluded from the calculation of diluted net income (loss) per ordinary shares since the inclusion of such rights and warrants would be anti-dilutive. The warrants cannot be converted to ordinary shares prior to an initial Business Combination; therefore, they have been classified as anti-dilutive.

	Three months ended March 31, 2026
	Redeemable Class A	Non-Redeemable Class B
Basic and diluted net income per share:

Numerator:
Allocation of net income	$1,594,325	$398,581

Denominator:
Weighted average shares outstanding, Basic and diluted	25,300,000	6,325,000

Basic and diluted net income per share	$0.06	$0.06

	Three months ended March 31, 2025
	Redeemable Class A	Non-Redeemable Class B
Basic and diluted net loss per share:

Numerator:
Allocation of net (loss)	$-	$(27,492)

Denominator:
Weighted average shares outstanding(1)	-	5,500,000

Basic and diluted net loss per share	$-	$(0.00)

(1)	- The number of shares outstanding as of March 31, 2025, included up to 825,000 Class B ordinary shares subject to forfeiture. On June 20, 2025, as a result of the underwriters’ election to fully exercise their over-allotment option, an aggregate of 825,000 Founder Shares are no longer subject to forfeiture.

Warrant Instruments

The Company has accounted for the Public Warrants and Private Placement Warrants issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in Financial Accounting Standard Board (“FASB”) ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and has classified the warrant instruments under equity treatment at their assigned values. As of March 31, 2026 and December 31, 2025 there were 19,050,000 warrants outstanding, including 12,650,000 Public Warrants and 6,400,000 Private Placement Warrants.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2026 and December 31, 2025, the Company had $568,743 and $764,902 respectively, in cash and cash equivalents.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised of investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. The estimated fair values of investments held in the Trust Account are determined using available market information. The interest income, unrealized gain and dividend income on these investments are included in the condensed statements of operations. At March 31, 2026, the assets held in the Trust Account of $260,599,284 were held in money market funds.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to its short-term nature.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the condensed statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the condensed balance sheets as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits, and no amounts accrued for interest and penalties as of March 31, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the government of the Cayman Islands. In accordance with Cayman Islands tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Class A Redeemable Share Classification

The public shares contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies public shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of March 31, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

Accordingly, at March 31, 2026, the Class A ordinary shares subject to redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$253,000,000
Less: Proceeds allocated to Public Warrants	(3,883,550)
Less: Public Shares issuance costs	(16,892,471)
Add: Remeasurement of carrying value to redemption value	26,103,846
Class A ordinary shares subject to possible redemption at December 31, 2025	$258,327,825
Add: Remeasurement of carrying value to redemption value	2,271,459
Class A ordinary shares subject to possible redemption at March 31, 2026	$260,599,284

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

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$568,743	$764,902
Investments held in Trust Account	260,599,284	258,327,825
Prepaid insurance	106,991	128,390
Total Assets	$261,275,018	$259,221,117

	Three months ended March 31, 2026	Three months ended March 31, 2025
General and administrative expenses	$(284,475)	$(27,743)
Other income	5,921	251
Interest earned on investments held in Trust Account	2,271,460	-
Net income	$1,992,906	$(27,492)

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

On June 20, 2025, as a result of the underwriters’ election to fully exercise their over-allotment option, an aggregate of 825,000 Founder Shares are no longer subject to forfeiture. As of March 31, 2026 and December 31, 2025, there were 6,325,000 Class B ordinary shares outstanding.

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

As of March 31, 2026 and December 31, 2025 the Company had an outstanding balance payable to the Sponsor of Company of $93,119 and $66,899, respectively which is reflected in “Due to Sponsor” within current liabilities on the condensed balance sheets.

Administrative Services Agreement

The Company has entered into an agreement, commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of up to $10,000 per month for office space and administrative and support services. For the three months ended March 31, 2026 and 2025, the Company incurred $30,000 and $0, respectively, for these services. As of March 31, 2026 and December 31, 2025 the Company had an outstanding balance payable to the Sponsor of Company of $30,000 and $0, respectively which is reflected as part of “Due to Sponsor” within current liabilities on the condensed balance sheets.

Related Party Loans

Prior to the closing of the IPO, the Sponsor has agreed to loan the Company up to $300,000 to be used for a portion of the expenses of this offering. These loans are non-interest bearing, unsecured and are due at the earlier of December 31, 2025, or the closing of IPO. The loan was to be repaid upon the closing of this offering out of the offering proceeds that had been allocated to the payment of offering expenses. As of March 31, 2026 and December 31, 2025, there was no outstanding balance due to Sponsor under this agreement.

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

Risks and Uncertainties

Management is currently evaluating the impact of significant global events, such as the Russia / Ukraine, Israel / Palestine and Israel / Iran conflicts, on the industry and has concluded that while it is reasonably possible that these could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 8. SHAREHOLDERS’ DEFICIT

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2026 and December 31, 2025, there were no Class A ordinary shares issued or outstanding, excluding 25,300,000 and -0- Class A ordinary shares subject to possible redemption, respectively.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of March 31, 2026 and December 31, 2025, 6,325,000 Class B ordinary shares were issued and outstanding.

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

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of March 31, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

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

The Company assessed public warrants and private placement warrants to determine whether they should be classified as equity or liability instruments. This assessment has been based on an evaluation of the specific terms of each instrument and applicable authoritative guidance in ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”), and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the instrument is freestanding financial instruments pursuant to ASC 480 meets the definition of a liability pursuant to ASC 480, and whether the instrument meets all of the requirements for equity classification under ASC 815, including whether the instrument is indexed to the Company’s own common stock, among other conditions for equity classification. Pursuant to such evaluation, both public and private placement warrants are classified in shareholders’ deficit.

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

As of March 31, 2026 and December 31, 2025 there were 12,650,000 Public Warrants and 6,400,000 Private Placement Warrants outstanding.

NOTE 9. FAIR VALUE MEASUREMENTS

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The fair values of held-to-maturity securities at March 31, 2026 and December 31, 2025 are as follows:

	Description	Level	Fair Value
March 31, 2026	Money market fund	1	$260,599,284
December 31, 2025	Money market fund	1	$258,327,825

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions occurring after the condensed balance sheet date through the date the unaudited condensed financial statements were issued. Based on this evaluation, the Company concluded that there were no subsequent events requiring adjustment to or disclosure in the unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this Item regarding our financial position, business strategy and the plans and objectives of Management for future operations, are forward-looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our Management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our Management, as well as assumptions made by, and information currently available to, our Management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto included in this Report under “Item 1. Interim Financial Statements”

Overview

We are a newly incorporated blank check company, incorporated as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. We have not selected any business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target. We intend to effectuate our initial business combination using cash from the proceeds of IPO and the sale of the private placement warrants, our shares, debt or a combination of cash, shares and debt.

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

As indicated in the accompanying financial statements, at March 31, 2026 we had cash of $568,743 and working capital of $407,065. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

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

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception to reporting date March 31, 2026 have been organizational activities, completion of IPO and evaluating potential targets for an initial business combination. We will not generate any operating revenues until after completion of our initial business combination. Our non-operating income interest income on cash and investments held in trust. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements.

For the three months ended March 31, 2026, we reported net income of $1,992,906. These results primarily reflect net interest income of $2,271,460, partially offset by general and administrative expenses.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of shares of Class B ordinary shares, par value $0.0001 per share, by the Sponsor and loans from the Sponsor under an unsecured promissory note.

As of March 31, 2026 and December 31, 2025 we had not borrowed any amount under the promissory note with our sponsor.

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

As of March 31, 2026 and December 31, 2025 the Trust Account held $260,599,284 and $258,327,825 in a money market fund respectively.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. For additional risks relating to our operations carefully consider the factors discussed in “Risk Factors” of our Prospectus dated June 17, 2025, which could materially affect our business, financial condition or future results. There have been no material changes during fiscal year 2026 to the risk factors that were included in the Prospectus.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit No.	Description
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2026	Pioneer Acquisition I Corp

	By:	/s/ Mitchell Creem
Mitchell Creem
Chief Executive Officer

	By:	/s/ Kevin Schubert
Kevin Schubert
Chief Financial Officer