Form 10-Q
period 2026-06-30
Pioneer Acquisition I Corp
filed 2026-08-14
CIK 2040381

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 14, 2026, the registrant had a total of 22,114,799 Class A ordinary shares, $0.0001 par value, issued and outstanding and 6,325,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

Pioneer ACQUISITION I CORP

PIONEER ACQUISITION I CORP

Condensed Balance Sheets

	June 30, 2026 (Unaudited)	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$468,670	$764,902
Prepaid expenses	85,592	85,596
Total current assets	554,262	850,498
Deferred offering costs associated with proposed public offering	-	-
Investments held in Trust Account	262,905,960	258,327,825
Prepaid insurance – net of current portion	-	42,794
Total Assets	$263,460,222	$259,221,117

Liabilities and Shareholders’ Deficit
Current liabilities:
Accrued expenses and accounts payable	$175,430	$119,379
Due to Sponsor	123,119	66,899
Total current liabilities	298,549	186,278
Deferred underwriting commission	12,045,000	12,045,000
Total liabilities	12,343,549	12,231,278
Commitments and Contingencies
Class A ordinary shares, $0.0001 par value; 25,300,000 shares subject to possible redemption at $10.39 and $10.21 per share at June 30, 2026 and December 31, 2025	262,905,960	258,327,825

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of June 30, 2026 and December 31, 2025	-	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued or outstanding as of June 30, 2026 and December 31, 2025 excluding 25,300,000 shares subject to possible redemption at June 30, 2026 and December 31, 2025	-	-
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,325,000 shares issued or outstanding as of June 30, 2026 and December 31, 2025	633	633
Additional paid-in capital	-	-
Accumulated deficit	(11,789,920)	(11,338,619)
Total shareholders’ deficit	(11,789,287)	(11,337,986)
Total Liabilities and Shareholders’ Deficit	$263,460,222	$259,221,117

The accompanying notes are an integral part of these unaudited condensed financial statements.

PIONEER ACQUISITION I CORP

Condensed Statements of Operations (Unaudited)

	Three months ended June 30, 2026	Three months ended June 30, 2025	Six months ended June 30, 2026	Six months ended June 30, 2025
General and administrative expenses	$177,258	$106,110	$461,733	$133,851
Loss from operations	(177,258)	(106,110)	(461,733)	(133,851)
Other income	4,511	250	10,432	501
Interest earned on investments held in Trust Account	2,306,674	187,419	4,578,135	187,419
Net income	$2,133,927	$81,559	$4,126,834	$54,069

Weighted average shares outstanding, Class A redeemable ordinary shares, basic and diluted	25,300,000	3,058,242	25,300,000	1,537,569

Basic and diluted income per Class A redeemable ordinary share	$0.07	$0.01	$0.13	$0.01

Weighted average shares outstanding, Class B ordinary shares, basic and diluted	6,325,000	5,599,725	6,325,000	5,550,138

Basic and diluted income per share, Class B ordinary shares	$0.07	$0.01	$0.13	$0.01

The accompanying notes are an integral part of these unaudited condensed financial statements.

PIONEER ACQUISITION I CORP

Condensed Statements of Changes in Shareholders’ Deficit
Three months and six months ended June 30, 2026 and 2025 (Unaudited)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Deficit
Balance – December 31, 2025	-	$-	6,325,000	$633	$-	$(11,338,619)	$(11,337,986)
Accretion for Class A ordinary shares subject to possible redemption	-	-	-	-	-	(4,578,135)	(4,578,135)
Net income	-	-	-	-	-	4,126,834	4,126,834
Balance – June 30, 2026 (Unaudited)	-	$-	6,325,000	$633	$-	$(11,789,920)	$(11,789,287)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – March 31, 2026 (unaudited)	-	$-	6,325,000	$633	$-	$(11,617,173)	$(11,616,540)
Accretion for Class A ordinary shares subject to possible redemption	-	-	-	-	-	(2,306,674)	(2,306,674)
Net loss	-	-	-	-	-	2,133,927	2,133,927
Balance – June 30, 2026 (Unaudited)	-	$-	6,325,000	$633	$-	$(11,789,920)	$(11,789,287)

							Total
	Ordinary Shares				Additional		Shareholders’
	Class A		Class B		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	(Deficit)	(Deficit)
Balance – December 31, 2024(1)	-	$-	6,325,000	$633	$24,367	$(55,148)	$(30,148)
Net loss	-	-	-	-	-	(27,492)	(27,492)
Balance – March 31, 2025 (Unaudited)	-	-	6,325,000	633	24,367	(82,640)	(57,640)
Issuance of private units	-	-	-	-	6,400,000	-	6,400,000
Fair value of public warrants	-		-	-	3,883,550	-	3,883,550
Allocated value of transaction costs to Public and Private warrants	-	-	-	-	(269,822)	-	(269,822)
Accretion for Class A ordinary shares subject to redemption amount	-	-	-	-	(20,963,440)	-	(20,963,440)
Reclass of additional paid-in capital to accumulated deficit	-	-	-	-	10,925,345	(10,925,345)	-
Net income	-	-	-	-	-	81,559	81,559
Balance – June 30, 2025 (unaudited)	-	$-	6,325,000	$633	$-	$(10,926,426)	$(10,925,793)

1)	The number of shares outstanding as of December 31, 2024 included up to 825,000 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On June 20, 2025, as a result of the underwriters’ election to fully exercise their over-allotment option, an aggregate of 825,000 Founder Shares are no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

PIONEER ACQUISITION I CORP

Condensed Statements of Cash Flows (Unaudited)

	Six months ended June 30, 2026	Six months ended June 30, 2025
Cash Flows from Operating Activities:
Net income	$4,126,834	$54,069
Unrealized gain on investments held in Trust Account	(4,578,135)	(187,419)
Changes in current assets and liabilities:
Prepaid insurance	42,798	(171,188)
Due from or to sponsor	56,220	(28,601)
Accounts payable	56,051	(29,740)
Net cash used in operating activities	(296,232)	(362,879)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	-	(253,000,000)
Net cash used in investing activities	-	(253,000,000)

Cash Flows from Financing activities:
Gross proceeds from initial public offering	-	253,000,000
Proceeds from private placement	-	6,400,000
Cash paid for underwriting fee	-	(4,400,000)
Payment of offering costs	-	(717,294)
Net cash provided by financing activities	-	254,282,706

Net (decrease) increase in cash	(296,232)	919,827
Cash – beginning of the period	764,902	25,092
Cash – end of the period	$468,670	$944,919

The accompanying notes are an integral part of these unaudited condensed financial statements.

Pioneer ACQUISITION I CORP

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

June 30, 2026 (UNAUDITED)

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

As of June 30, 2026, the Company had not yet commenced operations. All activity for the period from August 28, 2024 (inception) through June 30, 2026 relates to the Company’s formation and the Public Offering, which is described below. The Company has selected December 31 as its fiscal year end.

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

Simultaneously with the closing of the IPO, pursuant to the private placement warrant purchase agreement, dated June 17, 2025, between the Company and Pioneer Acquisition 1 Sponsor Holdco LLC, and the private placement warrant purchase agreement, dated June 17 2025, between the Company and Cantor Fitzgerald & Co. and Odeon Capital Group LLC, the Company completed the private sale of 6,400,000 warrants (the “Private Placement Warrants”) at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $6,400,000 (the “Private Proceeds” and together with the Public Proceeds, the “Offering Proceeds”). The Private Placement Warrants are identical to the Warrants sold in the IPO.

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

The Initial Shareholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Shareholders should acquire Public Shares in or after the Proposed Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Proposed Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Capital Sources

As of June 30, 2026 and December 31, 2025, the Company had a cash balance of $468,670 and $764,902, respectively, and a working capital surplus of $255,713 and $664,220, respectively. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of a Business Combination. The Company’s obligations due within one year of the date the accompanying unaudited condensed financial statements are issued are expected to exceed those amounts. The Company’s liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the accompanying unaudited condensed financial statements are issued. Management plans to address this uncertainty through a Business Combination. If a Business Combination is not consummated by the end of the Combination Period, currently June 20, 2027, there will be a mandatory liquidation and subsequent dissolution of the Company, which raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Company intends to complete the initial Business Combination before the end of the Combination Period. However, there can be no assurance that the Company will be able to consummate any Business Combination by the end of the Combination Period.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Form 10-K, as filed with the SEC on March 26, 2026. The interim results for the three months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

Recently Adopted Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU 2024-03 Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), which requires disclosure, in the notes to consolidated financial statements, of specified information about certain costs and expenses. The ASU’s amendments are effective for fiscal years beginning after December 15, 2026 and interim reporting periods within annual reporting periods beginning after December 15, 2027 with early adoption permitted. The Company is currently assessing the timing of adoption and the potential impacts of ASU 2024-03. The impact of the adoption will be limited to disclosure in the notes to the financial statements.

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

Net Income per Ordinary Share

Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. For the three and six months ended June 30, 2026 and 2025 the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. Remeasurement of carrying value to redemption value of redeemable shares of ordinary shares is excluded from income per share as the redemption value approximates fair value.

The calculation of diluted income per ordinary share does not consider the effect of the public warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement, since the issuance of the shares included in the rights is contingent upon the occurrence of future events.

As of June 30, 2026, the public and private warrants are exercisable to purchase in aggregate, 12,650,000 and 6,400,000 ordinary shares, respectively. As of June 30, 2026, no warrants were outstanding. The weighted average of these shares was excluded from the calculation of diluted net income per ordinary shares since the inclusion of such rights and warrants would be anti-dilutive. The warrants cannot be converted to ordinary shares prior to an initial Business Combination; therefore, they have been classified as anti-dilutive.

	Three months ended June 30, 2026		Three months ended June 30, 2025
	Redeemable Class A	Non-Redeemable Class B	Redeemable Class A	Non-Redeemable Class B
Basic and diluted net income per share:

Numerator:
Allocation of net income	$1,707,142	$426,785	$28,809	$52,750

Denominator:
Weighted average shares outstanding, Basic and diluted	25,300,000	6,325,000	3,058,242	5,599,725

Basic and diluted net income per share	$0.07	$0.07	$0.01	$0.01

	Six months ended June 30, 2026		Six months ended June 30, 2025
	Redeemable Class A	Non-Redeemable Class B	Redeemable Class A	Non-Redeemable Class B
Basic and diluted net loss per share:

Numerator:
Allocation of net	$3,301,467	$825,367	$11,729	$42,340

Denominator:
Weighted average shares outstanding	25,300,000	6,325,000	1,537,569	5,550,138

Basic and diluted net loss per share	$0.13	$0.13	$0.01	$0.01

Warrant Instruments

The Company has accounted for the Public Warrants and Private Placement Warrants issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging.” Accordingly, the Company evaluated and has classified the warrant instruments under equity treatment at their assigned values. As of June 30, 2026 and December 31, 2025 there were 19,050,000 warrants outstanding, including 12,650,000 Public Warrants and 6,400,000 Private Placement Warrants.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2026 and December 31, 2025, the Company had $468,670 and $764,902, respectively, in cash and cash equivalents.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised of investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. The estimated fair values of investments held in the Trust Account are determined using available market information. The interest income, unrealized gain and dividend income on these investments are included in the condensed statements of operations. At June 30, 2026, the assets held in the Trust Account of $262,905,959 were held in money market funds.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits, and no amounts accrued for interest and penalties as of June 30, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Class A Redeemable Share Classification

The public shares contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies public shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

Accordingly, at June 30, 2026, the Class A ordinary shares subject to redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$253,000,000
Less: Proceeds allocated to Public Warrants	(3,883,550)
Less: Public Shares issuance costs	(16,892,471)
Add: Remeasurement of carrying value to redemption value	26,103,846
Class A ordinary shares subject to possible redemption at December 31, 2025	$258,327,825
Add: Remeasurement of carrying value to redemption value	4,578,135
Class A ordinary shares subject to possible redemption at June 30, 2026	$262,905,960

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

NOTE 5. SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report, in their financial statements, information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

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

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$468,670	$764,902
Investments held in Trust Account	262,905,960	258,327,825
Prepaid insurance	85,592	128,390
Total Assets	$263,460,222	$259,221,117

	Three months ended June 30, 2026	Three months ended June 30, 2025	Six months ended June 30, 2026	Six months ended June 30, 2025
General and administrative expenses	$(177,258)	$(106,118)	$(461,733)	$(133,851)
Other income	4,511	250	10,432	501
Interest earned on investments held in Trust Account	2,306,674	187,419	4,578,135	187,419
Net income	$2,133,927	$81,551	$4,126,834	$54,069

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

On June 20, 2025, as a result of the underwriters’ election to fully exercise their over-allotment option, an aggregate of 825,000 Founder Shares are no longer subject to forfeiture. As of June 30, 2026 and December 31, 2025, there were 6,325,000 Class B ordinary shares outstanding.

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

As of June 30, 2026 and December 31, 2025 the Company had an outstanding balance payable to the Sponsor of the Company of $123,119 and $66,899, respectively, which is reflected in “Due to Sponsor” within current liabilities on the condensed balance sheets.

Administrative Services Agreement

The Company has entered into an agreement, commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of up to $10,000 per month for office space and administrative and support services. For the three months ended June 30, 2026 and 2025, the Company incurred $30,000 and $0, respectively, for these services. During the six months ended June 30, 2026 and 2025, the Company incurred $60,000 and $0, respectively, for these services. As of June 30, 2026 and December 31, 2025 the Company had an outstanding balance payable to the Sponsor of the Company of $123,119 and $66,899, respectively, which is reflected as part of “Due to Sponsor” within current liabilities on the condensed balance sheets.

Related Party Loans

Prior to the closing of the IPO, the Sponsor has agreed to loan the Company up to $300,000 to be used for a portion of the expenses of this offering. These loans are non-interest bearing, unsecured and are due at the earlier of December 31, 2025, or the closing of IPO. The loan was to be repaid upon the closing of this offering out of the offering proceeds that had been allocated to the payment of offering expenses. As of June 30, 2026 and December 31, 2025, there was no outstanding balance due to Sponsor under this agreement.

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

NOTE 8. SHAREHOLDERS’ DEFICIT

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2026 and December 31, 2025, there were no Class A ordinary shares issued or outstanding, excluding 25,300,000 and -0- Class A ordinary shares subject to possible redemption, respectively.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2026 and December 31, 2025, 6,325,000 Class B ordinary shares were issued and outstanding.

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

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

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

As of June 30, 2026 and December 31, 2025 there were 12,650,000 Public Warrants and 6,400,000 Private Placement Warrants outstanding.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The fair values of held-to-maturity securities at June 30, 2026 and December 31, 2025 are as follows:

	Description	Level	Fair Value
June 30, 2026	Money market fund	1	$262,905,959
December 31, 2025	Money market fund	1	$258,327,825

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

As indicated in the accompanying financial statements, at June 30, 2026 we had cash of $468,670 and working capital of $255,713. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

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

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception to reporting date June 30, 2026 have been organizational activities, completion of IPO and evaluating potential targets for an initial business combination. We will not generate any operating revenues until after completion of our initial business combination. Our non-operating income interest income on cash and investments held in trust. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements.

For the three and six months ended June 30, 2026, we reported net income of $2,133,928 and $4,126,834 respectively. These results primarily reflect net interest income of $2,311,186 and $4,126,834 respectively partially offset by general and administrative expenses.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of shares of Class B ordinary shares, par value $0.0001 per share, by the Sponsor and loans from the Sponsor under an unsecured promissory note.

As of June 30, 2026 and December 31, 2025 we had not borrowed any amount under the promissory note with our sponsor.

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

As of June 30, 2026 and December 31, 2025 the Trust Account held $262,905,959 and $258,327,825 in a money market fund respectively.

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

Date: August 14, 2026	Pioneer Acquisition I Corp

	By:	/s/ Mitchell Creem
Mitchell Creem
Chief Executive Officer

	By:	/s/ Kevin Schubert
Kevin Schubert
Chief Financial Officer